Form 10-Q
period 1994-09-30
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1994-11-14
CIK 843024

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended September 30, 1994    Commission file number 0-19197

               IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III
         (Exact name of registrant as specified in its charter)

            WASHINGTON                        91-1435854
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

1201-3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON          98101
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)206-624-8100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No


Part I, Item 1: Balance Sheets (unaudited)

                                                 Sept. 30,    Dec. 31,
                                                   1994         1993
                                               -----------  -----------
Assets:
  Cash and short-term investments              $ 1,356,833  $   723,114
  Storage centers, net                          35,417,314   34,910,768
  Other assets                                     230,517      207,376
  Amortizable assets                               955,234      682,961
  Land held for resale                             201,835      201,835
                                               -----------  -----------

  Total assets                                 $36,161,733  $36,726,054
                                               ===========  ===========

Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued
       expenses                                $   563,633  $   443,440
     Notes payable                              12,322,746   10,821,000
                                               -----------  -----------

     Total liabilities                         $12,886,379  $11,264,440
                                               -----------  -----------

  Partners' equity (deficit)
     Limited partners                           25,336,898   25,513,844
     General partner                               (61,544)     (52,230)
                                               -----------  -----------

     Total Partners' Equity (Deficit)           25,275,354   25,461,614
                                               -----------  -----------

     Total Liabilities and Partners'
       Equity (Deficit)                        $38,161,733  $36,726,054
                                               ===========  ===========


Part I, Item 1: Statements of Earnings (unaudited)

                                Three Months Ended    Nine Months Ended
                                     Sept. 30,            Sept. 30,
                                ------------------  -------------------
                                1994       1993       1994        1993
                               ---------  --------  ---------  --------
Revenues
  Rental                     $1,755,673 $1,172,456 $4,898,273 $2,726,648
  Interest Income and
     other revenue               11,442     41,966     47,015    177,243
                             ---------- ---------- ---------- ----------

  Total Revenues             $1,767,115 $1,214,422 $4,945,288 $2,903,891
                             ---------- ---------- ---------- ----------

Expenses
  Operating and
     administrative             465,911    362,292  1,292,360    887,013
  Property management fees      108,213     70,386    293,897    163,599
  Depreciation                  233,347    180,896    699,401    434,964
  Real estate taxes             114,128    104,327    366,072    251,266
  Interest                      239,281     57,774    577,633     57,774
  Amortization                   80,634     66,647    255,140    100,333
                             ---------- ---------- ---------- ----------

  Total Expenses             $1,241,514 $  842,322 $3,484,503 $1,894,949
                             ---------- ---------- ---------- ----------

Earnings                     $  525,601 $  372,100 $1,460,785 $1,008,942
                             ========== ========== ========== ==========

Earnings per unit of limited
  partnership interest       $     4.19 $     2.97 $    11.64 $     8.04
                             ========== ========== ========== ==========

Distributions per unit
  of limited partnership
  interest                   $     4.53 $     3.75 $    13.12 $    11.25
                             ========== ========== ========== ==========

Part I, Item 1: Statements of Cash Flows (unaudited)

                                              Nine Months Ended Sept. 30,
                                              --------------------------
                                                   1994         1993
                                              ------------- ------------
Operating activities:
  Earnings                                     $ 1,460,785  $ 1,008,942
     Adjustments to reconcile earnings to net
     cash provided by operating activities:
       Depreciation and amortization               954,541      535,297
     Changes in operating accounts:
       Other assets                                (23,141)     (99,638)
       Accounts payable and other
          accrued expenses                         120,193      218,346
                                                ----------  -----------
  Net cash provided by operating activities      2,512,378    1,662,947
                                                ----------  -----------
Investing activities:
  Purchase of and improvements
     to storage centers                           (531,947)  (6,397,656)
  Consideration for amortizable assets            (300,498)    (746,506)
                                                 ---------  -----------
  Net cash used in investing activities           (832,445)  (7,144,162)
                                                 ---------  -----------
Financing activities:
  Proceeds from notes payable                    1,500,000
  Payments on notes payable                       (672,254)    (865,000)
  Payments on loan costs                          (226,915)
  Distributions to partners                     (1,647,045)  (1,411,752)
                                                 ---------  -----------
  Net cash used in financing activities         (1,046,214)  (2,276,752)
                                                 ---------  -----------
Increase (decrease) in cash and
  short-term investments                           633,719   (7,757,967)
Cash and short-term investments at
  beginning of year                                723,114    8,532,738
                                               -----------  -----------
Cash and short-term investments at
  end of period                                $ 1,356,833  $   774,771
                                               ===========  ===========
Supplemental disclosures of cash flow information
  Cash paid during period for interest         $   338,352  $    18,120
                                               ===========  ===========
Supplemental disclosures of non-cash investing activities
  Liabilities incurred in connection with
     the acquisition of and security interest
     in storage centers                        $    ---     $11,686,000
                                               ===========  ===========
Part I, Item 1:  Notes to Financial Statements

Note A -- Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1993 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. Certain amounts have been reclassified to conform to the current year presentation.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period
(119,215 for the three and nine months ended September 30, 1994 and 1993).

Note B -- Acquisition of Storage Centers:
     On February 10, 1994, the Partnership purchased two storage centers in northern California from sellers unaffiliated with the Partnership for $5,739,000. The purchase price was funded through notes payable to the seller of $674,000, a previously obtained note payable, and cash.
Additionally, on May 3, 1994, the Partnership purchased an office building in northern California for $500,000 cash.

Note C -- Note Payable:
     On March 31, 1994, the Partnership consolidated outstanding notes payable totaling $8 million and borrowed an additional $1.5 million.
This new note matures April 1, 2001, and bears an initial interest rate of 7% until November 1, 1994, at which time the rate changes to at 8.125% until May 1, 1995. The terms of this new note provide the Partnership the option to borrow up to $12.5 million.
  Subsequent to the end of the quarter, the Partnership made the final payment of $270,000 on the seller's note secured by the Tracy facility.


Part I, Item 1:  Management's Discussion & Analysis

     Operating Results: The addition of six new storage centers over the past year, as well as the improved operations from previously existing storage locations have increased the quarters earnings by 41% compared to the prior year. The additional centers provided $678,000 in revenues and $455,000 in earnings during the third quarter. Revenue for centers owned in 1993 increased 13% compared to last year's third quarter, while corresponding operating expenses remained stable. The facilities that showed impressive increases in revenue over last year were Gilbert, Rochester and Windcrest. The average occupancy for September 1994 was 94%, up one percentage point from September 1993. Additionally, the average rental rate per square foot increased 19% from the third quarter of 1993 to the same period in 1994.
     Investing and Financing Activities: On February 10, 1994, the Partnership purchased two new properties, Sacramento and San Lorenzo, located in northern California. The purchase price, as well as prorations and closing costs, were funded through notes payable to the seller of $674,000, a previously obtained note payable to a commercial bank and cash. Under the purchase and sale agreements, these properties provide the Partnership with a 10% return on funds invested for the first three years. Additionally, on May 3, 1994, the Partnership purchased a $500,000 office building in northern California from the same sellers.
     On March 31, 1994, the Partnership consolidated outstanding notes payable totaling $8 million and borrowed an additional $1.5 million.
This new note matures April 1, 2001, and bears an initial interest rate of 7% until November 1, 1994, at which time the rate changes to 8.125% until May 1, 1995. The terms of this new note provide the Partnership the option to borrow up to $12.5 million. Cash proceeds from this note were used to make $580,000 in required payments on the seller's notes taken during 1993.
     Subsequent to the end of the quarter, the Partnership made the final payment of $270,000 on the seller's note secured by the Tracy facility. This payment was funded out of operating cash flow.
     Cash Distributions: Earnings continue to improve and the Partnership has maintained a healthy cash position. This has enabled us to raise cash distributions for the third quarter of 1994 to an annualized rate of return of 7.5% compared to 7.25% last quarter. The Partnership plans to continue to retain a portion of each quarter's operating cashflow in order to fund its repayment obligations on the remaining $2,645,000 of seller's notes. Through this strategy, the Partnership will minimize interest expense and maximize cash distributions for the long term.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III

Date:  November 14, 1994   By: HARRELL BECK

                              Harrell Beck
                              Chief Financial Officer and Authorized Signatory Shurgard General Partner, Inc.
                              General Partner