Form 10-Q
period 1995-03-31
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1995-05-15
CIK 843024

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
 (mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to

For the quarter Ended March 31, 1995         Commission file number 0-19197

                           IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III
                    (Exact name of registrant as specified in its charter)
         Washington                                         91-1435854
    (State or jurisdiction of                            (I.R.S Employer
    incorporation or organization)                        Identification No.)

1201-3rd AVENUE, SUITE 2200, SEATTLE, WASHINGTON                98101
(Adress of principal executive offices)                       (Zip code)

(Registrant's telephone number, including area code)  206-624-8100


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

Part I, Item 1: Managements Discussion & Analysis

FINANCIAL HIGHLIGHTS
                                             Quarter Ended March 31,
                                                 1995        1994
                                          ------------    ---------
Average Occupancy                                   89%           91%
Revenues                                    $ 1,727,301   $ 1,522,232
Earnings                                      $ 386,269     $ 443,509
Distribution Rate (per $250 unit)          7.5% / $4.69    7% / $4.38


TO OUR PARTNERS
   We are pleased to provide you with the
financial reports for IDS/Shurgard Income
Growth Partners L.P. III for the quarter
ended March 31, 1995.
   Operating Results.  The Partnership's
revenues for the quarter have increased
$205,000 or 13% over the same quarter last
year.  Approximately $90,000 of this increase
is due to the inclusion of a full three
months of operations for Sacramento and San
Lorenzo in 1995 (in the first quarter of the
last year, only a month and a half were
included as the storage centers were
purchased in February 1994).  Windcrest,
Newark, and Delray Beach storage centers
contributed the largest revenue gains for the
quarter.  The average rental rate per square
foot also rose over the same quarter of last
year by 11%.  Occupancies declined slightly
by 2%, from 91% at March 31, 1994 to 89% at
March 31, 1995.
   The increase in revenues was offset by an
increase in expenses.  Operating and
administrative expenses rose 29% over the
same quarter last year.  Approximately half
of this increase is due to the inclusion of a
full three months of Sacramento and San
Lorenzo in 1995.   Repair and maintenance
increased $29,000 over the same quarter last year mainly due to 1) a maintenance contract which was setup at the Gilbert center for termite control, 2) the additional expense of snow removal at the Rochester center resulting from an extreme winter in Michigan, and 3) an increase in expenses at the Tracy facility due to additional work to replace insufficient wiring. Additionally, interest expense increased due to the increase in the interest rate on the Partnership's note from 7% at March 31, 1994 to 9.25% at March 31,
1995.
   Financing Activities. During the quarter, the Partnership made payments totaling
$378,900 on the seller's notes pertaining to the Castro Valley and Newark centers. These payments were funded out of operating cash flow.
   If you have any questions regarding your investment, please contact your American
Express Financial Advisor or call Shurgard
Investor Relations at 800-955-2235.

Sincerely,


Janis E Miller                     Charles K. Barbo
President                          General Partner
IDS Partnership                    Shurgard Associates L.P. III
Services Corporation

Part I, Item 1: Balance Sheets (unaudited)

BALANCE SHEETS
                                                       Mar. 31,       Dec. 31,
Unaudited                                                1995          1994
                                                   -------------     -----------
Assets:
  Cash and cash equivalents                         $    315,732     $   602,285
  Storage centers, net                                34,848,183      35,121,146
  Other assets                                           262,656         258,242
  Amortizable asset, net                                 627,968         746,789
  Land held for resale                                   201,835         201,835
                                                    -------------   ------------
               Total Assets                         $ 36,256,374    $ 36,930,297
                                                    =============   ============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    386,272     $   428,900
     Notes payable                                    11,190,392      11,619,725
                                                    -------------   ------------
               Total Liabilities                      11,576,664      12,048,625
                                                    -------------   ------------
  Partners' equity (deficit)
     Limited partners                                 24,771,036      24,962,899
     General partner                                     (91,326)       (81,227)
                                                    -------------   ------------
               Total Partner's Equity (Deficit)       24,679,710      24,881,672
                                                    -------------   ------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 36,256,374    $ 36,930,297
                                                    =============   ============

Part I, Item 1: Statements of Earnings (unaudited)

STATEMENTS OF EARNINGS
                                                      Three Months Ended Mar.31,
Unaudited                                                 1995            1994
                                                    -------------    -----------
Revenues:
  Rental                                            $   1,720,373   $  1,493,868
  Interest income and other revenue                         6,928         28,364
                                                      -----------    -----------
               Total Revenues                           1,727,301      1,522,232
                                                      -----------    -----------
Expenses:
  Operating and administrative                            497,994        386,002
  Property management fees                                103,223         86,790
  Depreciation                                            280,622        231,615
  Real estate taxes                                       126,333        119,660
  Interest                                                214,039        160,784
  Amortization                                            118,821         93,872
                                                      -----------    -----------
               Total Expenses                           1,341,032      1,078,723
                                                      -----------    -----------
Earnings                                            $     386,269    $   443,509
                                                    ==============  ============
Earnings per unit of limited partnership interest   $        3.08    $      3.53
                                                    ==============    ==========
Distributions per unit of limited
    partnership interest                            $        4.69    $      4.22
                                                    ==============   ===========

Part I, Item 1: Statements of Cash Flows (unaudited)

STATEMENTS OF CASH FLOWS
                                                     Three Months Ended Mar. 31,
Unaudited                                                 1995           1994
                                                    ____________     ___________
Operating activities:
  Earnings                                          $    386,269     $   443,509
     Adjustments to reconcile earnings to net
       cash provided by operating activities:
       Depreciation and amortization                     399,443         325,487
     Changes in operating accounts:
       Other assets                                       (4,414)       (49,535)
       Accounts payable and other accrued expenses       (42,628)          7,557
                                                     ------------    -----------
     Net cash provided by operating activities           738,670         727,018
                                                    -------------    -----------
Investing activities:
  Purchase of and improvements to storage centers         (7,659)       (11,213)
  Consideration for amortizable assets                                 (524,761)
                                                    -------------    -----------
     Net cash used in investing activities                (7,659)      (535,974)
                                                    -------------    -----------
Financing activities:
  Proceeds from notes payable                                          1,500,000
  Payments on notes payable                             (429,333)      (580,000)
  Distributions to partners                             (588,231)      (529,407)
                                                    -------------    -----------
     Net (cash used in) provided by
          financing activities                        (1,017,564)        390,593
                                                    -------------    -----------
Decrease (increase) in cash and cash equivalents        (286,553)        581,637
Cash and cash equivalents at beginning of year           602,285         723,114
                                                    -------------    -----------
Cash and cash equivalents at end of period          $    315,732     $ 1,304,751
                                                    =============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $    214,039     $   132,351
                                                    =============    ===========

Part I, Item 1: Notes to Financial Staements

NOTES TO FINANCIAL STATEMENTS
Note A -- Financial Statements Preparation:
   The interim financial statements are
unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. Certain amounts have been reclassified to conform to the current year presentation.
   Distributions and earnings per unit of
limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (119,215 for the three months ended March 31, 1995 and
1994).
Note B -- Note Payable:
   During to the quarter, the Partnership
made payments totaling $378,900 on the
seller's notes pertaining to the Castro
Valley and Newark facilities. These payments were funded out of operating cash flow.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IDS/SHURGARD INCOME GROWTH PARTNERS L.P. III

Date:   May 15, 1995       By: HARRELL BECK
                               Harrell Beck
                               Chief Financial Officer and Authorized Signatory General Partner