Form 10-Q
period 1995-06-30
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1995-09-01
CIK 843024

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended June 30, 1995    Commission file number 0-19197

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
                                                         Yes   X    No

BALANCE SHEETS
                                                       June 30,       December 31,
Unaudited                                               1995              1994
                                                    -------------     -------------
Assets:
  Cash and cash equivalents                         $    717,626      $   602,285
  Storage centers, net                                34,596,936       35,121,146
  Other assets                                           167,431          258,242
  Amortizable asset                                      512,245          746,789
  Land held for resale                                   201,835          201,835
                                                    -------------     -------------
               Total Assets                         $ 36,196,073      $36,930,297
                                                    =============     =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    526,131      $   428,900
     Notes payable                                    11,143,109       11,619,725
                                                    -------------     -------------
               Total Liabilities                      11,669,240       12,048,625
                                                    -------------     -------------
  Partners' equity (deficit)
     Limited partners                                 24,625,803       24,962,899
     General partner                                     (98,970)         (81,227)
                                                    -------------     -------------
               Total Partners' Equity (Deficit)       24,526,833       24,881,672
                                                    -------------     -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 36,196,073      $36,930,297
                                                    =============     =============

STATEMENTS OF EARNINGS
                                Three Months Ended June 30,Six Months Ended June 30,
                                 ---------------------------------------------------
Unaudited                             1995        1994         1995         1994
                                  -----------------------  -----------  -----------
Revenues:
  Rental                           $1,790,074  $1,648,732   $3,510,447  $3,142,600
  Interest income                       6,133       7,209       13,061      35,573
                                   ----------- -----------  ----------- -----------
               Total Revenues       1,796,207   1,655,941    3,523,508   3,178,173
                                   ----------- -----------  ----------- -----------
Expenses:
  Operating and administrative        481,839     440,447      979,833     826,449
  Property management fees            107,396      98,894      210,619     185,684
  Depreciation and amortization       396,345     315,073      795,788     640,560
  Real estate taxes                   129,649     132,284      255,982     251,944
  Interest                            245,624     177,568      459,663     338,352
                                   ----------- -----------  ----------- -----------
               Total Expenses       1,360,853   1,164,266    2,701,885   2,242,989
                                   ----------- -----------  ----------- -----------
Earnings                           $  435,354  $   491,675  $  821,623  $  935,184
                                   =========== ===========  =========== ===========
Earnings per unit of limited
  partnership interest             $     3.47  $     3.92   $     6.55  $     7.45
                                   =========== ===========  =========== ===========
Distributions per unit of limited
  partnership interest             $     4.69  $     4.37   $     9.37  $     8.59
                                   =========== ===========  =========== ===========

STATEMENTS OF CASH FLOWS
                                                        Six Months Ended June 30,
                                                       -----------------------------
Unaudited                                                  1995           1994
                                                     -------------    ------------
Operating activities:
  Earnings                                             $   821,623    $   935,184
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Depreciation and amortization                       795,788        640,560
     Changes in operating accounts:
       Other assets                                         90,811         14,051
       Accounts payable and other accrued expenses          97,231         32,482
                                                       -------------  -------------
     Net cash provided by operating activities           1,805,453      1,622,277
                                                       -------------  -------------
Investing activities:
  Purchase of and improvements to storage centers          (37,034)      (516,437)
  Consideration for amortizable assets                                   (298,450)
                                                       -------------  -------------
     Net cash used in investing activities                 (37,034)      (814,887)
                                                       -------------  -------------
Financing activities:
  Proceeds from notes payable                                            1,500,000
  Payments on notes payable                               (476,616)      (616,580)
  Payments on loan costs                                                 (226,915)
  Distributions to partners                             (1,176,462)    (1,078,422)
                                                       -------------  -------------
     Net cash used in financing activities              (1,653,078)      (421,917)
                                                       -------------  -------------
Increase in cash and cash equivalents                      115,341        385,473
Cash and cash equivalents at beginning of year             602,285        723,114
                                                       -------------  -------------
Cash and cash equivalents at end of period             $   717,626    $ 1,108,587
                                                       =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   423,278    $   251,944
                                                       =============  =============

NOTES TO FINANCIAL STATEMENTS

Note A -- Financial Statements Preparation:
   The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. Certain amounts have been reclassified to conform to the current year presentation.
   Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (119,215 for the three and six months ended June 30, 1995 and 1994).

Note B -_ Note Payable:
   During to the first quarter of 1995, the Partnership made payments totaling $378,900 on the seller's notes pertaining to the Castro Valley and Newark facilities. Additionally, the Partnership has made payments totaling $97,716 on their mortgage note for the first six months of 1995. These payments were funded out of operating cash flow.


PART I ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

   Operating Results - The Partnership's rental revenues for the quarter have increased $141,300 or 8.6% over the same quarter last year. The increase resulted primarily from a 14% increase in the average rental rate per square foot. San Leandro, Gilbert and San Lorenzo storage centers contributed the largest revenue gains for the quarter of $18,100, $17,300 and $17,200, respectively. Occupancies declined slightly by 4%, from 94% at June 30, 1994 to 90% at June 30,1995.

   Earnings for the quarter decreased 11% compared with the same quarter last year, as expense increases offset revenue gains.
Although total expenses for the second quarter 1995 rose $197,000 over second quarter 1994, $81,000 of this increase was due to higher depreciation and amortization expense which does not effect the Partnership's cashflow. Cashflow for 1995 has actually increased
$25,000 compared to 1994.

   Interest expense rose due to the increase in the interest rate on the Partnership's note from 7% at June 30, 1994 to 9.25% at June 30, 1995. Operating and administrative expenses rose 9% over the same quarter last year primarily due to 1) increased personnel costs resulting from additional hours worked by managers, 2) the timing of investor service expenses and the increase in printing costs of the Partnership's quarterly and annual reports and 3) higher repair and maintenance expenses, including landscaping expense for the spring and summer months at the Georgia storage centers, gutter replacement at Forest Park, and air conditioning repair costs at Stone Mountain.

   Investing Activities - Capital investments planned for the remaining two quarters total approximately $123,000 including pavement work at the Allen Boulevard, Rochester and Gilbert storage centers as well as building improvements to Tracy, Windcrest and Allen Boulevard storage centers. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.

   Financing Activities - During the first quarter, the Partnership made payments totaling $378,900 on the seller's notes pertaining to the Castro Valley and Newark centers. Additionally, the Partnership has made payments totaling $97,716 on their mortgage note, for the first six months of 1995. All payments were funded out of operating cash flow.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III

Date:  August 31, 1995 By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner