Form 10-Q
period 1995-09-30
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1995-11-14
CIK 843024

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended September 30, 1995    Commission file number 0-19197

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
                                                         Yes   X    No

BALANCE SHEETS
                                                      Sept. 30,       December 31,
Unaudited                                               1995              1994
                                                   -------------     -------------
Assets:
  Cash and cash equivalents                         $    942,993      $   602,285
  Storage centers, net                                34,389,838       35,121,146
  Other assets                                           246,559          258,242
  Amortizable asset                                      429,842          746,789
  Land held for resale                                   201,835          201,835
                                                   -------------    -------------
               Total Assets                         $ 36,211,067      $36,930,297
                                                    =============   =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    615,851      $   428,900
     Notes payable                                    11,096,923       11,619,725
                                                    -------------   -------------
               Total Liabilities                      11,712,774       12,048,625
                                                    -------------   -------------
  Partners' equity (deficit)
     Limited partners                                 24,598,691       24,962,899
     General partner                                    (100,398)         (81,227)
                                                    -------------   -------------
               Total Partners' Equity (Deficit)       24,498,293       24,881,672
                                                    -------------   -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 36,211,067      $36,930,297
                                                    =============   =============

STATEMENTS OF EARNINGS
                             Three Months Ended Sept 30,Nine Months Ended Sept 30,
                               ---------------------------------------------------
Unaudited                                1995       1994         1995         1994
                                  ----------------------  -----------  -----------
Revenues:
  Rental                           $1,884,223  $1,755,673  $5,394,670   $4,898,273
  Interest income                      10,598      11,442      23,659       47,015
                                   ----------- ----------- ----------- -----------
               Total Revenues       1,894,821   1,767,115   5,418,329    4,945,288
                                   ----------- ----------- ----------- -----------
Expenses:
  Operating and administrative        469,458     465,911   1,449,291    1,292,360
  Property management fees            113,050     108,213     323,669      293,897
  Depreciation and amortization       362,445     313,981   1,158,233      954,541
  Real estate taxes                   123,676     114,128     379,658      366,072
  Interest                            266,501     239,281     726,164      577,633
                                   ----------- ----------- ----------- -----------
               Total Expenses       1,335,130   1,241.514   4,037,015    3,484,503
                                   ----------- ----------- ----------- -----------
Earnings                           $  559,691  $  525,601  $1,381,314  $ 1,460,785
                                   =========== =========== =========== ===========
Earnings per unit of limited
  partnership interest             $     4.46  $     4.19   $   11.01  $     11.64
                                   =========== =========== =========== ===========
Distributions per unit of limited
  partnership interest             $     4.69  $     4.53   $   14.06  $     13.12
                                   =========== =========== =========== ===========

STATEMENTS OF CASH FLOWS
                                                        Nine Months Ended Sept 30,
                                                      ----------------------------
Unaudited                                                  1995           1994
                                                     -------------    ------------
Operating activities:
  Earnings                                             $ 1,381,314    $  1,460,785
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Depreciation and amortization                     1,158,233         954,541
     Changes in operating accounts:
       Other assets                                         11,683         (23,141)
       Accounts payable and other accrued expenses         186,951         120,193
                                                       -------------  ------------
     Net cash provided by operating activities           2,738,181       2,512,378
                                                       -------------  ------------
Investing activities:
  Purchase of and improvements to storage centers         (109,978)       (531,947)
  Consideration for amortizable assets                                    (300,498)
                                                       -------------  ------------
     Net cash used in investing activities                (109,978)       (832,445)
                                                       -------------  ------------
Financing activities:
  Proceeds from notes payable                                            1,500,000
  Payments on notes payable                               (522,802)       (672,254)
  Payments on loan costs                                                  (226,915)
  Distributions to partners                             (1,764,693)     (1,647,045)
                                                       -------------  ------------
     Net cash used in financing activities              (2,287,495)     (1,046,214)
                                                       -------------  ------------
Increase in cash and cash equivalents                      340,708         633,719
Cash and cash equivalents at beginning of year             602,285         723,114
                                                       -------------  ------------
Cash and cash equivalents at end of period             $   942,993     $ 1,356,833
                                                       =============  ============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   673,400     $   338,352
                                                       =============  ============

NOTES TO FINANCIAL STATEMENTS

Note A -- Financial Statements Preparation:
   The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. Certain amounts have been reclassified to conform to the current year presentation.
   Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (119,215 for the three and nine months ended September 30, 1995 and 1994).

Note B -_ Note Payable:
   During the first quarter of 1995, the Partnership made payments totaling $378,900 on the seller's notes pertaining to the Castro
Valley and Newark facilities. Additionally, the Partnership has made payments totaling $143,902 on their mortgage note for the first nine months of 1995. These payments were funded out of operating cash flow.


PART I ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

   Operating Results - The Partnership's rental revenues and earnings for the quarter have increased $129,000 and $34,000 respectively over the same quarter last year resulting primarily from a 9% increase in the average rental rate per square foot. Stone Mountain, Norcross and Castro Valley contributed the largest revenue gains for the quarter of $21,200, $19,500 and $18,500, respectively. Rate increases were partially offset by a slight decline in occupancies from 94% at September 30, 1994 to 91% at September 30, 1995.

   Third quarter expenses rose 7.5% or $94,000 compared to the same quarter last year. Although total expenses for the third quarter of 1995 rose over the third quarter of 1994, $47,000 of this increase was due to higher depreciation and amortization expense which does not effect the Partnership's cashflow. Additionally, interest expense rose due to the increase in the interest rate on the Partnership's mortgage note from 8.125% at September 30, 1994 to 9.25% at September 30, 1995.

   Investing Activities - Capital improvements for the quarter totaled approximately $73,000 which included pavement work at the Gilbert and Allen Boulevard storage centers, as well as a new perimeter fence at the Windcrest storage center. Additionally, the septic system at the Delray Beach storage center was replaced. Capital improvements planned for the fourth quarter total approximatley $23,000. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.

   Financing Activities - During the first quarter, the Partnership made payments totaling $378,900 on the seller's notes pertaining to the Castro Valley and Newark centers. Additionally, the Partnership has made payments totaling $143,902 on their mortgage note, for the first nine months of 1995. All payments were funded out of operating cash flow.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III

Date:  November 13, 1995 By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner