Form 10-K405
period 1995-12-31
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1996-03-28
CIK 843024

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934                                            $250
                                                       --------------

For the fiscal year ended          December 31, 1995
                         ---------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934                              [NO FEE REQUIRED]
                                                      -------------------

For the transition period from                     to
                              ---------------------  ---------------------

Commission file number    33-25729-01
                      ----------------------------------------------------

                  IDS/SHURGARD INCOME GROWTH PARTNERS L.P. III
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Washington                                         91-1435854
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

            1201 Third Avenue, Suite 2200, Seattle, Washington 98101
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code:  (206) 624-8100
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X    No
                                                                 -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           [ X ]
                                                                            ---

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Annual Report to Security Holders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II and III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL
     IDS/Shurgard Income Growth Partners L.P. III (the Partnership) was organized under the laws of the State of Washington on November 15, 1988. The General Partner is Shurgard Associates L.P. III. The Partnership will terminate December 31, 2030, unless terminated at an earlier date.

     The business of the Partnership is to acquire, develop and operate storage centers. The Partnership has completed the acquisition and development phase of the business; currently its focus being on the operation of the storage centers. The principal investment objectives of the Partnership are to provide the Limited Partners with regular quarterly cash distributions which, for Taxable Limited Partners, are expected to be partially tax-sheltered; to obtain long-term appreciation in the value of its properties; and to preserve and protect the Limited Partners' capital. The Partnership was authorized to issue a total of 160,000 units of limited partnership interest, at a stated cost of $250 per unit. The offer was completed in March 1992 with total proceeds raised through the sale of limited partnership interest of $29.8 million which enabled the Partnership to purchase four existing storage centers in 1991, six facilities in 1992, four facilities during 1993, and three additional facilities during 1994. All 1991 and 1992 acquisitions were purchased with cash; 1993 and 1994 acquisitions were funded with cash, an $8 million bank note, and $3.495 million in seller's notes. For more information regarding the properties owned by the Partnership at December 31, 1995, see Item 2 below.

     On March 24, 1995, Shurgard Incorporated was merged (the Merger) into Shurgard Storage Centers, Inc. (SSCI). As a result of the merger, SSCI assumed all of Shurgard Incorporated's rights and obligations under the Management Services Agreement and will manage the Partnership's properties on the terms set forth in the Management Services Agreement.

SELF SERVICE STORAGE
     Self service storage centers provide a low-cost alternative to warehousing and other forms of storage. Storage customers vary from individuals and professionals to small and large businesses. These customers rent an enclosed space or "unit" to store various items, including household goods, recreation vehicles, inventory and business records. Individual units are secured by the customer's own lock and key and the property's security is maintained through a computerized access system. Storage space is rented on a month-to-month basis and the typical rental period for storage tenants is less than two years. This short rental period makes it necessary for management to continually re-lease available space in order to maximize property revenues. The primary technique for renting available space is through advertisements placed in local Yellow Pages and through signage at the property site. In addition, the Partnership may utilize various promotional programs to stimulate rental activities at a particular facility or within specific market areas.

     The Partnership's storage centers are designed to offer high-quality storage space for personal and business use at a competitive price. Rental rates reflect the comparative quality of the center (security, accessibility and appearance), as well as the superior service provided by on-site managers. Because storage leases are short term, any adjustments in rental rates due to inflation or other market factors can become effective promptly based on the manager's analysis of demand and availability at the particular store.

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

PROPERTY MANAGEMENT
     The Partnership entered into a Management Services Agreement with Shurgard Incorporated which was assumed by SSCI in the Merger, whereby SSCI manages the Partnership's properties for a monthly fee of 6% of the gross revenues from operations of storage centers, plus $75 per month per facility for rendering advertising services. Since SSCI manages the centers, all on-site managers and associate managers are employees of SSCI. As of February 6, 1996 there were 26 such employees of the Partnership.

     Under the Management Services Agreement, SSCI has granted the Partnership the non-exclusive right to use the name, trademark and service mark "Shurgard" in connection with the rental and operation of its properties. The Management Services Agreement can be terminated without cause by the Partnership with sixty days written notice. However, if the agreement is so terminated, all rights to use the "Shurgard" name, trademark and service mark are also terminated and any signs bearing the name "Shurgard" are to be removed at the Partnership's expense. If the agreement is terminated by SSCI for reasons other than the Partnership's breach thereof, or SSCI is terminated for cause, the Partnership will maintain the right to use the "Shurgard" name, trademark, service mark and related items until the properties are sold or otherwise disposed of. However, such rights may not be passed on to any subsequent purchaser of a property.

COMPETITION
     Management considers occupancy levels in the 90% range to be "full", and as such they believe significant future occupancy gains will be difficult to obtain. Management anticipates that future increases in revenues from storage centers currently owned by the Partnership to continue to be primarily the result of rental rate increases as they have been in the last two years. To the extent that the existing properties continue to operate profitably, this will likely stimulate further development and result in greater competition between the newly developed and existing properties. The Partnership seeks to maximize revenues by adjusting rents to match demand more flexibly. Store managers evaluate their store's rental rates, based on unit demand, unit availability and competitors' rental rates. The Partnership trains its store managers in revenue optimization and empowers them to adjust marginal rental rates based on their "on the ground" analysis of demand and availability at their particular store. In addition, the use of month-to-month leases, combined with customer turnover, allows rents to be quickly adjusted to match current demand in a flexible manner.

     Entry into the self storage business through acquisition of existing facilities is relatively easy for persons or institutions with the required initial capital. Development of new self storage facilities is more difficult, however, due to zoning, environmental and other regulatory requirements. Management has seen recent increases in storage development, but anticipates that this development will not begin to effect industry occupancies until late 1996 or 1997. The Partnership competes with, among others, national and regional storage operators and developers. Performance at any one location is generally most influenced by competition within a five mile radius. The primary factors upon which competition will be based are location, rental rates, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The Partnership has established itself within its markets as a quality operator, emphasizing customer service and security.

     Competition may be accentuated by any increase in availability of funds for investment in real estate. Rising interest rates tend to decrease the availability of funds and therefore can have a positive impact on competition. The extent to which the Partnership is affected by competition will depend in significant part on general market conditions.

DISPOSITION OF ASSETS
     As originally stated, the Partnership plans to dispose of its interest in its properties five to ten years after acquisition or completion of its development, i.e., between 1997 and 2002. However, as originally indicated, the actual time of the sale depends on a variety of factors not capable of prediction, including future property values, availability of credit worthy purchases, existing financing opportunities, operating results and the Partnership's assessment of the respective merits of the continued operation or disposition of the properties.

     The Partnership is currently conducting discussions with an affiliated party regarding the possible acquisition of an interest in, or a merger with, the Partnership. Whether and when the Partnership will reach agreement regarding this potential acquisition will depend on a number of factors. There can be no assurance that any agreement will be reached, or if reached, that the transactions contemplated thereby will be consummated.

ITEM 2.   PROPERTIES.
     The following table lists each of the Partnership's storage centers at December 31, 1995, the property location, the acquisition or completion date, and the square foot occupancy at December 31, 1993, 1994 and 1995.


-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Rentable      Acquisition/        Occupancy at Dec. 31,
                                     Property location                  Square       Completion
                                                                       Footage          Date           1993     1994     1995
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Gilbert                  Phoenix, Arizona                   64,235          4/91             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Delray Beach             Miami, Florida                     77,378         12/91             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Allen Blvd.              Portland, Oregon                   42,182          1/91             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Windcrest                San Antonio, Texas                 86,239         12/91             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Dobson Ranch             Phoenix, Arizona                   54,850          2/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Norcross                 Atlanta, Georgia                   61,800          3/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Stone Mountain           Atlanta, Georgia                   61,150          3/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Tucker                   Atlanta, Georgia                   60,200          3/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Forest Park              Atlanta, Georgia                   65,200          3/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Rochester                Detroit, Michigan                  56,920          3/92             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Castro Valley            Castro Valley, California          69,108          8/93            96%      95%      91%
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Newark                   Newark, California                 61,905          8/93             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of San Leandro              San Leandro, California            58,540          8/93             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Tracy                    Tracy, California                  69,217          8/93             *        *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of Sacramento               Sacramento, California             53,090          2/94            N/A       *        *
-------------------------------------------------------------------------------------------------------------------------------
Shurgard of San Lorenzo              San Lorenzo, California            54,075          2/94            N/A       *        *
-------------------------------------------------------------------------------------------------------------------------------
Castro Valley Office Building        Castro Valley, California           3,310          5/94            N/A       *        *
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

* These properties are individually less than 10% of historical cost of storage centers for the Partnership. The average occupancy of these projects was 93%, 92%, and 87% at December 31, 1993, 1994, and 1995 respectively.

ITEM 3.   LEGAL PROCEEDINGS.
     There are no material legal proceedings pending.

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

          (b)  Holders.

          As of February 6, 1996, there was one general partner and approximately 4,100 limited partners in the Partnership.

          (c)  Distributions.

          During the fiscal years ended December 31, 1994 and 1995, the Partnership distributed $17.81 and $18.75 per unit of limited partnership interest. In February 1996, the Partnership distributed $4.69 per unit of limited partnership interest. As of December 31, 1995, total distributions of $8,950,303 are greater than total earnings on a basis consistent with generally accepted accounting principles by $2,062,194. Therefore, the partners' original investment has been reduced by that amount for financial reporting purposes.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership's General Partner is Shurgard Associates L.P. III, a Washington limited partnership. Shurgard Associates L.P. III is managed by the directors and executive officers of Shurgard General Partner, Inc., the Corporate General Partner, and by the Individual General Partners. SSCI and IDS Partnership Services Corporation (IPSC), a Minnesota corporation, are limited partners of Shurgard Associates L.P. III and, as such, do not control the day-to-day affairs of the General Partner or, through the General Partner, the Partnership. Management of the operation of Partnership's properties is performed by SSCI pursuant to the Management Services Agreement.

     The directors of Shurgard General Partner, Inc. have been elected to serve until their successors are duly elected and qualified. As the sole shareholder of Shurgard General Partner, Inc., Charles K. Barbo is in a position to control the election of directors.

     The directors and officers of Shurgard General Partner, Inc., are required to devote only so much of their time to the Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business. The Individual General Partners devote their individual time to the Partnership to the extent they deem advisable in view of the participation of SSCI in Partnership affairs and such other factors as they consider relevant.

     The Individual General Partners of Shurgard Associates L.P. III and the executive officers, directors and certain key personnel of Shurgard General Partner, Inc., and SSCI are as follows:


        Name          Age               Company                        Office and Date of Election
--------------------  ---  -----------------------------------  ----------------------------------------
Charles K. Barbo       54   Shurgard Associates L.P.III         Individual General Partner (1987)
                            SSCI                                President, Chief Executive Officer, and
                                                                Chairman of the Board (March 1995-present)
                            Shurgard General Partner, Inc.      President (1992-present),
                                                                Chairman of the Board (1983-present)

Arthur W. Buerk        60   Shurgard Associates L.P. III        Individual General Partner (1987-present)
                            Shurgard General Partner, Inc.      Director (1979-February 1996)

Donald B. Daniels      57   Shurgard General Partner, Inc.      Vice President (1983-present),
                                                                Director (1979-present)

Kristin H. Stred       37   SSCI                                Senior Vice President, Secretary and General
                                                                Counsel (1994-present)
                            Shurgard General Partner, Inc.      Secretary (1992-present)

Harrell L. Beck        39   SSCI                                Director, Senior Vice President, Chief Financial
                                                                Officer and Treasurer (1994-present)
                            Shurgard General Partner, Inc.      Treasurer (1992-present)

Michael Rowe           39   SSCI                                Executive Vice President (1994-present)
                            Shurgard General Partner, Inc.      Vice President (1992-present)

Mark Hall              38   Shurgard General Partner, Inc.      Vice President (February 1996)


     CHARLES K. BARBO has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of Shurgard Incorporated, which was organized in 1972 to provide property management services for self service storage centers and other real estate and commercial ventures. Mr. Barbo was also a co-founder of Shurgard General Partner, Inc. Upon Mr. Buerk's resignation on January 1, 1992, Mr. Barbo assumed the responsibilities of President of Shurgard Incorporated until March 24, 1995 and Shurgard General Partner, Inc. Mr. Barbo is also a general partner in a number of other public real estate partnerships. On March 24, 1995, Shurgard Incorporated merged into SSCI and Mr. Barbo was named the Chairman of the Board, President and Chief Executive Officer of SSCI.

     ARTHUR W. BUERK joined Shurgard Incorporated in 1977. During the ensuing years, Mr. Buerk shared with Messrs. Barbo and Daniels (see below) the various executive management functions within Shurgard Incorporated. Mr. Buerk served as President of Shurgard Incorporated from 1979 to 1991 and Shurgard General Partner, Inc. from 1983 to 1991. Effective January 1, 1992, Mr. Buerk resigned as President of both Shurgard Incorporated and Shurgard General Partner, Inc. to pursue other areas of interest. He served as a director of Shurgard General, Inc. until February, 1996 and a director of Shurgard Incorporated until March 24, 1995. Mr. Buerk remains a general partner of Shurgard Associates L.P. III and, is also a general partner in a number of other public real estate partnerships.

     DONALD B. DANIELS has been involved in the real estate investment industry since 1971 and in the self service storage industry since 1974. Mr. Daniels is one of the co-founders of Shurgard Incorporated. He is a director of Shurgard General Partner, Inc. and was a director of Shurgard Incorporated until March 24,1995. Mr. Daniels is also a general partner in a number of other real estate partnerships.

     KRISTIN H. STRED joined Shurgard Incorporated in 1992. She currently serves as Corporate General Counsel and Secretary of both Shurgard Incorporated until March 24, 1995 and currently serves as Shurgard General Partner, Inc. Ms. Stred served as a corporate attorney in the broadcasting and aerospace industries from 1987 to 1992. On March 24, 1995, Ms. Stred was named Senior Vice President of SSCI. She also serves as Secretary and General Counsel of SSCI.

     HARRELL BECK joined Shurgard Incorporated in April 1986 as the Eastern Regional Operations Manager and, in 1990, he became the Chief Financial Officer. Mr. Beck served as Treasurer of Shurgard Incorporated from 1992 until March 24, 1995. He currently serves as Director, Treasurer and CFO of SSCI as well as Treasurer of Shurgard General Partner, Inc. On March 24, 1995, Mr. Beck was named Senior Vice President of SSCI.

     MICHAEL ROWE came to Shurgard Incorporated as Controller in 1982. In 1983, he became a Vice President and, in 1987, was named Director of Operations of Shurgard Incorporated. Mr. Rowe served as Treasurer of Shurgard Incorporated from 1983 to 1992 and Executive Vice President from 1993 until March 24, 1995. Mr. Rowe currently serves as Executive Vice President of SSCI and Vice President of Shurgard General Partner, Inc.

     MARK HALL joined Shurgard Incorporated in 1985 as Corporate Controller. In 1987 he became the South Western Regional Operations Manager. Prior to joining Shurgard Incorporated, Mr. Hall worked for Touch Ross & Co. where he was employed for approximately four years, during which time he provided services primarily to clients in the real estate and service industries. He has a Bachelor of Arts degree in Business Administration from the

University of Washington. Mr. Hall currently serves as Vice President of Real Estate Services for SSCI and Vice President of Shurgard General Partner, Inc.


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



ITEM 11.  EXECUTIVE COMPENSATION.


           Number of               Capacities                  Cash
       Persons in Group          in which Served           Compensation
       ----------------          ---------------           ------------
               1                 General Partner             $118,000*

     *The General Partner has a 5% interest in cash distributions made by the Partnership, which is disproportionate to its share of the capital of the Partnership, which is 0.007%. This amount represents that portion of cash distributions made to the General Partner during the fiscal year ended December 31, 1995 which is in excess of what a proportionate share of distributions would have been.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          (a) Security ownership of certain beneficial owners as of February 6, 1996:

               None owning more than 5% of the Partnership's voting securities.

          (b)  Security ownership of management as of February 6, 1996:

               Shurgard Associates L.P. III owns 100% of the General Partner's interest in IDS/Shurgard Income Growth Partners L.P. III Security ownership is Shurgard Associates L.P. III as of February 6, 1996 was as follows:


                Title of                     Name of                    Percent
                 Class                   Beneficial Owner               of Class
               ---------     ---------------------------------------    --------
               General       Shurgard General Partner, Inc.(1),(2)          0.2%
               Partners'     Charles K. Barbo(2)                            9.9%
               Interest      Arthur W. Buerk(2)                             9.9%
                             Shurgard Incorporated(3),(4)                  40.0%
                             IDS Partnership Services Corporation(3)       40.0%
                                                                          ------
                                                                          100.0%
                                                                          ------
                                                                          ------

               (1) Charles K. Barbo owns 100% of the stock of Shurgard General
                   Partner, Inc.
               (2) Owner is a General Partner of Shurgard Associates L.P. III
               (3) Owner is a Limited Partner of Shurgard Associates L.P. III
               (4) On March 24, 1995, these interests were transferred from
                   Shurgard Incorporated to SSCI as a result of the Merger. Although SSCI acquired through the Merger Shurgard Incorporated's interest in the General Partner, substantially all of the appreciation in the value of that interest during the next five years will inure to the benefit of the former shareholders of Shurgard Incorporated in the form of additional shares of SSCI. As a consequence, most of the future benefits to be derived from the interest in the General Partner (except current operating cash flow and appreciation after five years), if any, will be received by the shareholders of Shurgard Incorporated (including members of management of SSCI) and not by SSCI or its shareholders.

          (c) Changes in control: On March 24, 1995, Shurgard Incorporated was acquired by SSCI. As a result of the merger, SSCI will perform all the duties previously performed by Shurgard Incorporated, including supervision of the operation of the Partnership projects. For the directors, executive officers, key personnel of SSCI and a description of the circumstances under which the General Partner may be removed, see Item 10 of this form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Partnership agreement provides a fee payable to SSCI for property management services equal to 6% of gross revenues from self service storage operations for day-to-day professional property management services. The monthly fee for management services will be reduced to 3% if leasing services are performed by a party other than SSCI. Payments to SSCI for such management totaled $433,316 for the year ended December 31, 1995.

     Note E of the Annual Report to Security Holders for the year ended December 31, 1995, a copy of which is included as Exhibit 13, is incorporated by reference. In addition, Shurgard Incorporated will receive fees from the Partnership as specified in the Agreement of Limited Partnership, reference to which is made as Exhibit 3(a), and in the Management Services Agreement, reference to which is made as Exhibit 10(a), both of which documents are incorporated by reference. SSCI will succeed Shurgard Incorporated with respect to these agreements. On March 24, 1995 pursuant to the merger of Shurgard Incorporated with SSCI, the shareholders of Shurgard Incorporated received shares of SSCI. The following persons owned approximately the designated percentages of SSCI's outstanding common stock as of December 31, 1995.


                                                                     Ownership
                                                                        of
     Person              Relationship to Partnership                 SSCI (1)
----------------         ---------------------------                 ---------
Charles K. Barbo         Individual General Partner
                            of Shurgard Associates L.P.
                         President and Chairman of the Board of
                            Shurgard General Partner, Inc.             3.1%

Arthur W. Buerk          Individual General Partner of
                            Shurgard Associates L.P.                   2.2%

Donald B. Daniels        Director and Vice President of
                            Shurgard General Partner, Inc.               *

     As shareholders of SSCI these individuals may benefit indirectly from the transactions disclosed in this item. Shurgard Realty Advisors is owned 100% by SSCI.

(1) As a result of the Merger, Shurgard Incorporated shareholders were entitled to receive additional SSCI shares based on (i) the extent to which, during the five years following the closing of the Merger, SSCI realized value as a result of certain transactions relating to, among others, SSCI's interest in the General Partner and (ii) the value, at the end of five years or in the event of a change of control, of any remaining interests in the General Partner as determined by independent appraisal. The ownership percentages in SSCI above do not reflect theses additional shares.

*  Mr. Daniels owns less than 1% of SSCI.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K.

(a)  1.   Financial statements:

          The following financial statements of IDS/Shurgard Income Growth Partners L.P. III are incorporated by reference in Part II and are filed as Exhibit 13:

          Balance sheets - December 31, 1995 and 1994
          Statements of earnings - Three years ended December 31, 1995 Statements of partners' equity (deficit) - Three years ended
            December 31, 1995
          Statements of cash flows - Three years ended December 31, 1995 Notes to financial statements - Three years ended December 31, 1995 Independent auditors' report

     2. All other schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits:

          All exhibits to this report are listed in the Exhibit Index.

(b)  Reports on Form 8-K:
          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1996    IDS/SHURGARD INCOME GROWTH PARTNERS L.P. III

                         By:  Shurgard Associates L.P. III, General Partner

                              By:  Shurgard General Partner, Inc. General
                                   Partner

                                   By:  HARRELL BECK
                                      -----------------------------------------
                                        Harrell Beck, Treasurer


                         By:  CHARLES K. BARBO
                            ---------------------------------------------------
                              Charles K. Barbo, General Partner


                         By:  ARTHUR W. BUERK
                            ---------------------------------------------------
                              Arthur W. Buerk, General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                         Title                          Date
      ---------                         -----                          ----

   CHARLES K. BARBO      President, Chairman of the Board and     March 28, 1996
----------------------   Director of Shurgard General
   Charles K. Barbo      Partner, Inc. (principal executive
                         officer)


   ARTHUR W. BUERK       General Partner.                         March 28, 1996
----------------------
   Arthur W. Buerk


   HARRELL BECK          Treasurer of Shurgard General            March 28, 1996
----------------------   Partner, Inc. (principal financial
   Harrell Beck          officer and principal accounting
                         officer)

                                  EXHIBIT INDEX



    EXHIBIT                                  REFERENCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 3. Articles of incorporation and by-laws:   Filed as Exhibit 3 to Form S-11 for
    (a) Agreement of Limited Partnership     Registration No. 33-25729

 4. Instruments defining the rights of       See Exhibit 3(a), above
    security holders, including indentures

10. (a) Management Services Agreement        Filed as Exhibit 10(a) to Form S-11
                                             for Registration No. 33-25729
    (b) Amended and Restated Promissory
    Note by IDS/Shurgard Income Growth
    Partners L.P. III in favor of Seattle-
    First National Bank dated March 28,
    1994
    (c) Business Loan Agreement between
    IDS/Shurgard Income Growth Partners
    L.P. III and Seattle-First National
    Bank dated March 28, 1994.

13. Annual report to security holders

21. Subsidiaries of the registrant           See Item 10K of this report

27. Financial Data Schedule