Form 10-Q
period 1996-03-31
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1996-05-07
CIK 843024

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended March 31, 1996    Commission file number 0-19197

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
                                                         Yes   X    No

BALANCE SHEETS

                                                    Mar. 31,       Dec.31,
Unaudited                                             1996           1995
                                                   ---------     -----------
Assets:
  Cash and cash equivalents                        $ 395,166     $ 673,130
  Storage centers, net                            33,903,059    34,146,500
  Other assets                                       358,552       250,621
  Amortizable asset, net                             305,533       364,101
  Land held for resale                               201,835       201,835
                                                   ---------   -----------
               Total Assets                     $ 35,164,145   $35,636,187
                                                ============  ============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses   $ 422,533     $ 476,306
     Notes payable                                10,384,296    10,745,854
                                                  ----------   -----------
               Total Liabilities                   10,806,829   11,222,160
                                                  ===========  ===========
  Partners' equity (deficit)
     Limited partners                             24,464,765    24,518,638
     General partner                                (107,449)     (104,611)
                                                   ---------   -----------
            Total Partner's Equity (Deficit)      24,357,316    24,414,027
                                                 -----------   -----------
     Total Liabilities and Partners'
                     Equity (Deficit)        $    35,164,145  $ 35,636,187
                                                ============   ===========

STATEMENTS OF EARNINGS
<CAPTIOM>
                                                   Three Months Ended Mar.31,
Unaudited                                             1996          1995
                                                    ---------     -------
Revenue:
  Rental                                            $1,806,553   $1,720,373
  Interest income                                       9,343         6,928
                                                    ---------    -----------
               Total Revenue                        1,815,896     1,727,301
                                                    ---------    -----------
Expenses:
  Operating and administrative                        506,828       497,994
  Property management fees                            108,093       103,223
  Depreciation                                        282,034       280,622
  Real estate taxes                                   134,821       126,333
  Interest                                            194,032       214,039
  Amortization                                         58,568       118,821
                                                    ---------    -----------
               Total Expenses                       1,284,376     1,341,032
                                                    ---------    -----------
Earnings                                            $ 531,520    $  386,269
                                                    =========    ===========
Earnings per unit of limited partnership interest   $    4.24    $     3.08
                                                    ==========   ==========
Distributions per unit of limited
      partnership interest                          $    4.69    $     4.69
                                                    ==========   ==========

STATEMENTS OF CASH FLOWS
                                                    Three Months Ended Mar.31,
Unaudited                                             1996         1995
                                                    ---------    -----------
Operating activities:
  Earnings                                          $ 531,520    $ 386,269
     Adjustments to reconcile earnings to net
cash provided by operating activities:
       Depreciation and amortization                  340,602      399,443
     Changes in operating accounts:
       Other assets                                  (107,931)      (4,414)
       Accounts payable and other accrued expenses    (53,773)     (42,628)
                                                    -----------  -----------
     Net cash provided by operating activities        710,418      738,670
                                                    -----------  -----------
Investing activities:
  Improvements to storage centers                     (38,593)     (7,659)
                                                    -----------  -----------
Financing activities:
  Proceeds from notes payable                         600,000
  Payments on notes payable                          (961,558)    (429,333)
  Distributions to partners                          (588,231)    (588,231)
                                                    -----------  -----------
     Net cash used in financing activities           (949,789)   (1,017,564)
                                                    -----------  -----------
Decrease in cash and cash equivalents                (277,964)    (286,553)
Cash and cash equivalents at beginning of year        673,130      602,285
                                                    -----------  -----------
Cash and cash equivalents at end of period          $ 395,166    $ 315,732
                                                    ===========  ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $ 194,032    $ 214,039
                                                    ===========  ===========

NOTES TO FINANCIAL STATEMENTS

Note A _ Financial Statements Preparation:
   The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
   Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (119,215 for the three months ended March 31, 1996 and 1995).
Note B _ Notes Payable:
   During  the quarter, the Partnership borrowed $600,000 on its bank note in order to make final payment of $909,653 on the seller's note that originated with the purchase of the Castro Valley storage center.

PART I ITEM 2  MANAGEMENT'S' DISCUSSION AND ANALYSIS

   We are pleased to provide you with the financial reports for IDS/Shurgard Income Growth Partners L.P. III for the quarter ended March 31, 1996.
   Operating Results. The Partnership's performance continues to improve with earnings up $145,000 or 38% over the same quarter last year. Rental revenue increased $86,000 or 5% in the first quarter of 1996 compared to the corresponding quarter of 1995. The increase resulted primarily from a 10% increase in the average rental rate per square foot. Stone Mountain, Tracy, and Castro Valley storage centers contributed the largest revenue gain in your Partnership of $21,300 $19,500, and $18,300, respectively. During the month of March the Partnership lost its only tenant in the Castro Valley office building representing approximately $5,000 per month in rent. Management is currently making efforts to fill the office space; however, it has impacted average occupancies at quarter end. Average occupancies decreased eight percentage points from 89% at March 31, 1995 to 81% at March 31, 1996.
   Total expenses decreased 4% for the quarter compared to 1995. The majority of this decrease is due to the drop in amortization expense which does not affect the Partnership's cash flow. Additionally, interest expense decreased as a result of the final payment on the seller's note which originated with the purchase of the Castro Valley storage center. Operating and administrative expenses increased 2% over the same quarter last year due to additional hours worked by the store mangers as well as increased salaries. Real estate taxes increased 7% over the same quarter due to a refund received in March 1995 for the successful appeal of San Lorenzo's 1994 real estate taxes.
   Cash Activities The Partnership continues to investigate various alternatives to provide the limited partners with greater liquidity. Costs incurred by the Partnership in exploring various alternative transactions totaled approximately $82,000. Whether and when the Partnership will reach agreement regarding the implementation of any of the various alternatives will depend on a number of factors. There can be no assurance that any agreement will be reached, or if reached, that the transactions contemplated thereby will be consummated.
   Capital improvements for the quarter totaled $38,600 which represents the conversion of storage units at the Dobson Ranch storage center. Improvements planned for the remaining three quarters of 1996 total approximately $150,000 and include roofing and paving at the Windcrest, Allen Boulevard and Stone Mountain storage centers as well as new lighting at the Tracy storage center and security upgrades at the Gilbert and San Lorenzo storage centers. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
   During the quarter, the Partnership borrowed $600,000 on its bank note in order to make final payment of $909,653 on the seller's note that originated with the purchase of the Castro Valley storage center.
   If you have any questions regarding your investment, please contact your American Express Financial Advisor or call Shurgard Investor Relations at 800-955-2235.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      IDS/SHURGARD INCOME GROWTH PARTNERS, L.P. III

Date:  May 07, 1996    By: HARRELL BECK
                           --------------------------------------
                           Harrell Beck
                           Treasurer and Authorized Signatory
                           Shurgard General Partner, Inc.
                           General Partner