Form 10-Q
period 1996-06-30
IDS SHURGARD INCOME GROWTH PARTNERS L P III
filed 1996-08-12
CIK 843024

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1996

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to

  For Quarter Ended June 30, 1996    Commission file number 0-19197

                   IDS/SHURGARD INCOME GROWTH PARTNERS L.P. III
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
                                                      Yes   X    No



  BALANCE SHEETS
                                                      June 30,       December 31,
Unaudited                                               1996              1995
                                                   -------------     -------------
Assets:
  Cash and cash equivalents                         $    693,347      $   673,130
  Storage centers, net                                33,777,084       34,146,500
  Other assets                                           196,886          250,621
  Amortizable asset                                      261,313          364,101
  Land held for resale                                   201,835          201,835
                                                   -------------     -------------
     Total Assets                                   $ 35,130,465      $35,636,187
                                                   =============     =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    619,862      $   476,306
     Accrued transaction costs                           295,932
     Notes payable                                    10,333,498       10,745,854
                                                   -------------     -------------
     Total Liabilities                                11,249,292       11,222,160
                                                   -------------     -------------
  Partners' equity (deficit)
  Limited partners                                    24,012,429       24,518,638
  General partner                                       (131,256)        (104,611)
                                                   -------------     -------------
     Total Partners' Equity (Deficit)                 23,881,173       24,414,027
                                                   -------------     -------------
  Total Liabilities and Partners'
                Equity (Deficit)                    $ 35,130,465      $35,636,187
                                                   =============     =============


  STATEMENTS OF EARNINGS
                               Three Months Ended June 30, Six Months Ended June 30,
                               --------------------------  -------------------------
  Unaudited                          1996        1995         1996         1995
                                 -----------------------  -----------  -----------
Rental Revenues:                   $1,866,112  $1,790,074   $3,672,665  $3,510,447

Expenses:
  Operating and administrative       525,272     481,839    1,032,100     979,833
  Property management fees           111,357     107,396      219,450     210,619
  Depreciation and amortization      326,191     396,345      666,793     795,788
  Real estate taxes                  138,210     129,649      273,031     255,982
                                   ----------- -----------  ----------- -----------
     Total Expenses                1,101,030   1,115,229    2,191,374   2,242,222
                                  ----------- -----------  ----------- -----------
Earnings From Operations             765,082     674,845    1,481,291   1,268,225
                                  ----------- -----------  ----------- -----------
Other Income (Expenses)
  Interest income                      5,468       6,133       14,811      13,061
  Interest expense                  (237,517)   (245,624)    (431,549)   (459,663)
  Transaction costs                 (420,945)                (420,945)
                                  -----------  ----------- -----------  -----------
       Total Other Income
                (Expenses)          (652,994)   (239,491)    (837,683)   (446,602)
                                  ----------- -----------  ----------- -----------

Earnings                           $ 112,088   $ 435,354    $ 643,608   $ 821,623
                                  =========== ===========  =========== ===========
Earnings per unit of limited
    partnership interest          $      .89  $     3.47   $     5.13  $     6.55
                                  =========== ===========  =========== ===========
Distributions per unit of limited
    partnership interest          $     4.69  $     4.69   $     9.37  $     9.37
                                  =========== ===========  =========== ===========


  STATEMENTS OF CASH FLOWS
                                                       Six Months Ended June 30,
                                                      -----------------------------
Unaudited                                                  1996           1995
                                                    -------------    ------------
Operating activities:
  Earnings                                             $   643,608    $   821,623
  Adjustments to reconcile earnings to net cash
     provided by operating activities:
     Transaction costs                                     420,945
     Depreciation and amortization                         666,793        795,788
  Changes in operating accounts:
     Other assets                                           53,735         90,811
     Accounts payable and other accrued expenses           143,556         97,231
                                                      -------------  -------------
  Net cash provided by operating activities              1,928,637      1,805,453
                                                      -------------  -------------
Investing activities:
  Improvements to storage centers                         (194,589)       (37,034)
                                                       -------------  -------------
Financing activities:
  Proceeds from notes payable                            1,274,000
  Payments on notes payable                             (1,686,356)      (476,616)
  Distributions to partners                             (1,176,462)    (1,176,462)
  Payment of transaction costs                            (125,013)
                                                      -------------  -------------
     Net cash used in financing activities              (1,713,831)    (1,653,078)
                                                      -------------  -------------
Increase in cash and cash equivalents                       20,217        115,341
Cash and cash equivalents at beginning of year             673,130        602,285
                                                      -------------  -------------
Cash and cash equivalents at end of period             $   693,347    $   717,626
                                                      =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest                 $   413,167    $   423,278
                                                      =============  =============

  NOTES TO FINANCIAL STATEMENTS

  Note A -- Financial Statements Preparation:
    The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. Certain amounts have been reclassified to conform to the current year presentation.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
    Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (119,215 for the three and six months ended June 30, 1996 and 1995).

  Note B -_ Notes Payable:
  During 1996, the Partnership borrowed $1,274,000 on its bank note in order to make final payments on the seller's notes that originated with the purchase of certain northern California storage centers.

  PART I ITEM 2  MANAGEMENTS' DISCUSSION AND ANALYSIS

    Operating Results. The Partnership's earnings from operations for the three and six months ended June 30, 1996 increased $90,200 and $213,000 respectively, over the same periods in 1995. Rental revenue for the three and six months ended June 30, 1996 also increased $76,000 and $162,200 over the same periods last year. The increase resulted primarily from a 5% increase in the average rental rate per square foot. During the month of March, the Partnership lost its only tenant in the Castro Valley office building representing approximately $5,000 per month in rent. Management is currently making efforts to fill the office space. Due in part to this office space vacancy, average occupancies decreased eight percentage points from 90% at June 30,1995 to 82% at June 30, 1996.

    Total expenses decreased $14,200 and $50,800 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The majority of this decrease is due to the drop in amortization expense which does not affect the Partnership's cash flow. Operating and administration expenses increased $43,400 and $ 52,300 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995 due to 1) an increase in personnel costs associated with additional hours worked by store managers and increased salaries, 2) an increase in marketing costs in the Atlanta market reflecting increased yellow page advertisement and 3) an increase in the Georgia state taxes. Additionally, real estate taxes increased $8,600 and $17,000 for the three and six months ended June 30, 1996, respectively, mainly due to a tax assessment increase at the Gilbert storage center. Subsequent to quarter end, a fire at the Tracy storage center completely burned four units and effected approximately seventeen additional units. All costs related to the fire are expected to be covered under insurance after a $10,000 deductible.

    Cash Activities. Capital improvements for the six months ended June 30, 1996 totaled $194,600 which largely represents conversion of existing storage units to climate controlled units at the Dobson Ranch storage center, which will increase the revenue potential of the property.

    During 1996, the Partnership borrowed $1,274,000 on its bank note in order to make final payments on the seller's notes that originated with the purchase of certain northern California storage centers.

       On July 1, 1996, the Partnership entered into a merger agreement with Shurgard Storage Centers, Inc. (SSCI) and two affiliated Partnerships whereby: A) SSCI would commence a cash tender offer for up to 52,000 Units of the Partnership and B) following completion of the tender offer, the Partnership would seek the requisite approval by the limited partners to merge into SSCI. Upon consummation of the merger all limited partners would receive stock in SSCI.
       In connection with this transaction, the Partnership is expected to incur approximately $930,100 in costs. As of June 30, 1996, transaction costs totaling approximately $420,900 have been posted as expenses on the Partnership's books (of which approximately $125,000 has already been paid). In the event that the merger is not consummated, the Partnership will bear certain expenses as defined in the merger agreement.
       Due to this transaction, Partnership distributions have been temporarily suspended. Upon completion of the merger, the Partnership will make a final cash distribution equal to the amount, if any, by which the Partnership's closing net asset value exceeds its net asset value as defined in the merger agreement. This distribution will be received only by those who were partners immediately prior to the merger.

  PART II, ITEM 1 LEGAL PROCEEDINGS

       On July 16, 1996, Irving and Roberta B. Schuman filed a purported class and derivative action complaint in the Superior Court of the State of Washington, King County naming the Shurgard REIT, the General Partner of the Partnership, and certain other individual and entities as defendants and the Partnership as a nominal defendant.

       In the complaint, the plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract and fraud against each of the defendants. The plaintiffs seek monetary damages and equitable relief, including an order enjoining the consummation of the Shurgard REIT's tender offer for units of the Partnership (the Offer), or alternatively, an order requiring the defendants to issue disclosures to correct allegedly false and misleading statements and omissions of material facts in all documents prepared, filed with the SEC, issued or disseminated to the Limited Partners of the Partnership by the defendants in connection with the Offer. The defendants believe the lawsuit is without merit and intend to vigorously defend it.


                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     IDS/SHURGARD INCOME GROWTH PARTNERS L.P. III

  Date:  August 12, 1996  By: HARRELL BECK
                          --------------------------------------
                          Harrell Beck
                          Treasurer and Authorized Signatory
                          Shurgard General Partner, Inc.
                          General Partner